Form 10-Q
period 2025-06-30
Pyrophyte Acquisition Corp. II
filed 2025-09-02
CIK 2069238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number

PYROPHYTE ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3262 Westheimer Road, Suite 706

Houston, Texas 77098

Telephone: (281) 701-4243

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	PAII.U	New York Stock Exchange

Class A ordinary shares, par value $0.0001 per share	PAII	New York Stock Exchange

Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	PAII WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 2, 2025, there were 20,041,150 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 7,225,721 shares of the registrant’s Class B ordinary share, par value $0.0001 per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP. II

JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYROPHYTE ACQUISITION CORP. II

UNAUDITED CONDENSED BALANCE SHEET

June 30, 2025

ASSETS
Deferred offering costs	$217,104
Total assets	$217,104

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,120
Accrued expenses	199,984
Promissory note – related party	75,000
Total current liabilities	294,104

Commitments and Contingencies (Note 5)

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,255,952 shares issued and outstanding (1)	726
Additional paid-in capital	24,274
Accumulated deficit	(102,000)
Total shareholders’ deficit	(77,000)
Total Liabilities and Shareholders’ Deficit	$217,104

(1)	This number includes an aggregate of up to 946,428 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 24, 2025, the underwriters partially exercised their over-allotment option and forfeited their right to purchase the remaining 83,850 units under the over-allotment option. As a result, the Sponsor forfeited 30,231 Class B Ordinary shares. (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the period from May 1, 2025 (inception) through June 30, 2025

For the period from May 1, 2025 (inception) through June 30, 2025
General and administrative expenses	$102,000
Net loss	(102,000)
Weighted average of Class B ordinary shares outstanding, basic and diluted (1)	6,309,524
Basic and diluted net loss per share, Class B ordinary shares subject to possible redemption	$(0.02)

(1)	This number excludes an aggregate of up to 946,428 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters . On July 24, 2025, the underwriters partially exercised their over-allotment option and forfeited their right to purchase the remaining 83,850 units under the over-allotment option. As a result, the Sponsor forfeited 30,231 Class B Ordinary shares. (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the period from May 1, 2025 (inception) through June 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of May 1, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to sponsor (1)	-	-	7,255,952	726	24,274	-	25,000
Net loss	-	-	-	-	-	(102,000)	(102,000)
Balance as of June 30, 2025	-	$-	7,255,952	$726	$24,274	$(102,000)	$(77,000)

(1)

This number includes an aggregate of up to 946,428 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters . On July 24, 2025, the underwriters partially exercised their over-allotment option and forfeited their right to purchase the remaining 83,850 units under the over-allotment option. As a result, the Sponsor forfeited 30,231 Class B Ordinary shares. (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from May 1, 2025 (inception) through June 30, 2025

Cash Flows from Operating Activities
Net Loss	$(102,000)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expense funded by Sponsor through promissory note	67,500
General and administrative expense paid through the issuance of Class B ordinary shares to Sponsor	5,000
Changes in operating assets and liabilities:
Accrued expenses	29,500
Net cash used in operating activities	-

Net increase in cash	-
Cash - beginning of period	-
Cash - end of period	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$19,120
Deferred offering costs included in accrued expenses	$170,484
Deferred offering costs paid through promissory note - related party	$7,500
Deferred offering costs paid through the issuance of Class B ordinary shares to Sponsor	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

Pyrophyte Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 1, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which is referred to as the initial business combination. The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with the Company.

As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from May 1, 2025 (inception) through June 30, 2025 relates to the Company’s formation and initial public offering (the “initial public offering”). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and sale of private placement warrants (defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering was declared effective on July 16, 2025. On July 18, 2025, the Company consummated its initial public offering of 17,500,000 units (the “units”). The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $175,000,000, which is described in Note 3. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”) and one-half of one redeemable warrant (each whole warrant, a “public warrant”) of the Company. Each public warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Company granted UBS Securities LLC (the “representative”) and Brookline Capital Markets, a division of Arcadia Securities, LLC (collectively, the “underwriters”) in the initial public offering a 45-day option to purchase up to 2,625,000 additional units to cover over-allotments, if any. On July 24, 2025, the underwriters partially exercised their over-allotment option to purchase an additional 2,541,150 units at a purchase price of $10.00 per unit, generating additional gross proceeds of $25,411,500. The underwriters forfeited their option to purchase the remaining 83,850 units under their over-allotment option.

Simultaneously with the closing of the initial public offering, the Company completed the private sale of 5,050,000 warrants (the “private placement warrants”) at a purchase price of $1.00 per private placement warrant (the “private placement”) to Pyrophyte Acquisition II LLC (the “sponsor”) and the Company’s independent directors, generating gross proceeds to the Company of $5,050,000.

Transaction costs amounted to $12,767,651, including $9,399,690 in deferred underwriting fees, $2,625,000 in upfront underwriting fees, and $742,961 in other offering costs related to the initial public offering. In addition, cash of $1,500,000 was held outside of the trust account described below and is available for the payment of offering costs and for working capital purposes.

As a result of the initial public offering and subsequent partial exercise of the over-allotment option , a total of $200,411,500 of the net proceeds from the initial public offering and the sale of the over-allotment option units was deposited in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the initial public offering held in the Trust Account will not be released until the earlier of (i) the consummation of the initial business combination and (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The proceeds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. government obligations or in an interest bearing demand deposit account. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial business combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the sale of the private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. The Company must complete a business combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting discounts held and taxes paid or payable on the income earned on the trust account) at the time of the signing of an agreement to enter into a business combination. However, the Company will only complete a business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a business combination.

Upon the closing of the initial public offering, an aggregate of $10.00 per unit sold in the initial public offering was held in a trust account as cash and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, or held as cash; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the initial business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the trust account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company. Except with respect to interest earned on the funds held in the trust account that may be released to pay the Company’s taxes, the proceeds from the initial public offering and the sale of the private placement warrants will not be released from the trust account until the earliest to occur of (i) the completion of the Company’s initial business combination (including the release of funds to pay any amounts due to any public shareholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete an initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other material provision relating to the rights of holders of Class A ordinary shares (the “public shareholders”) or pre-initial business combination activity or (iii) the redemption of the Company’s public shares if it is unable to complete a business combination within 24 months from the closing of initial public offering, subject to applicable law. If the Company does not complete an initial business combination within 24 months from the closing of the initial public offering, the Company and the underwriters have agreed that (1) the underwriters will forfeit any rights or claims to their deferred underwriting discounts and commissions, including any accrued interest thereon, then in the trust account; and (2) that the deferred underwriters’ discounts and commissions will be distributed on a pro rata basis, together with any accrued interest thereon (which interest shall be net of taxes paid or payable) to the public shareholders.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

The Company will provide its public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against the Company’s initial business combination, all or a portion of their public shares in connection with the completion of the initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of taxes paid or payable), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. The Company’s sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares (as defined in Note 4) and public shares in connection with the completion of the Company’s initial business combination. Unlike many special purpose acquisition companies that hold shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon completion of such initial business combinations even when a vote is not required by law, if a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, it will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing its initial business combination. The Company’s amended and restated memorandum and articles of association require these tender offer documents to contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under the SEC’s proxy rules. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, it will, like many special purpose acquisition companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval, it will complete its initial business combination only if it obtains the approval of an ordinary resolution under Cayman Islands law and its amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. However, if the Company’s initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of its initial business combination will require the approval of a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. However, the participation of the Company’s sponsor, officers, directors, advisors or their affiliates in privately-negotiated transactions, if any, could result in the approval of an initial business combination even if a majority of the public shareholders vote, or indicate their intention to vote, against such initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of the initial business combination once a quorum is obtained. The Company’s amended and restated memorandum and articles of association require that at least five clear days’ notice will be given of any general meeting.

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the initial public offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval of the business combination, a majority of the issued and outstanding shares voted must be voted in favor of the business combination.

Pursuant to the Company’s amended and restated memorandum and articles of association, if it has not completed its initial business combination within 24 months from the closing of the initial public offering, it will as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts not previously released to the Company for permitted withdrawals and up to $100,000 of interest to pay liquidation expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete its initial business combination within 24 months from the closing of the initial public offering. However, if the sponsor or management team acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if the Company fails to complete its initial business combination within the prescribed time period.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

These unaudited condensed financial statements should be read in conjunction with the Company’s Registration Statement filed with the SEC on July 17, 2025 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 24, 2025. The interim results in these unaudited condensed financial statements are not necessarily indicative of future expected results.

Liquidity and Capital Resources

As of June 30, 2025, the Company had a cash balance of $0. However, following the closing of the initial public offering, the Company’s liquidity needs are satisfied through using net proceeds from the initial public offering and the sale of private placement warrants for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with the ASC 205-40, “Presentation of Financial Statements-Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. Management has determined that upon consummation of the initial public offering and the sale of the private placement units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash or cash equivalents. The Company did not have any cash equivalents as of June 30, 2025.

Fair Value Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company accounted for the public warrants issued in connection with the initial public offering and the private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the instruments continue to be classified in equity. The over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and would be accounted for as a liability pursuant to ASC 480. The over-allotment option was partially exercised on July 24, 2025, and the over-allotment liability recorded by Company was reversed.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the initial public offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate initial public offering proceeds from the units between Class A ordinary shares and warrants, prorate, allocating the initial public offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. On July 18, 2025, in connection with the Company’s IPO, offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the public and private placement warrants were charged to shareholders’ equity (deficit) as public and private placement warrants, after management’s evaluation, are accounted for under equity treatment. As of June 30, 2025, the Company had deferred offering costs of $217,104.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s unaudited condensed financial statements and prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares issued contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company did not specify a maximum redemption threshold. However, any threshold in its amended and restated memorandum and articles of association would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Loss per Class B Ordinary Share

Loss per Class B ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 946,428 Class B ordinary shares that are subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). As of June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per ordinary share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statement of operations.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

The warrants are not precluded from equity classification, and will be accounted for as such on the date of issuance.

Share-Based Compensation

The Company records share-based compensation in accordance with ASC Topic 718, "Compensation-Share Compensation” (“ASC 718”). ASC 718 defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statement of operations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3— INITIAL PUBLIC OFFERING

The registration statement for the Company’s initial public offering was declared effective on July 16, 2025. On July 18, 2025, the Company consummated the initial public offering of 17,500,000 units, generating gross proceeds of $175,000,000. On July 24, 2025, the underwriters partially exercised their over-allotment option to purchase an additional 2,541,150 units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $25,411,500. The underwriters forfeited their option to purchase an additional 83,850 units.

Each unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in this prospectus, and only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Company’s initial business combination and will expire five years after the completion of the Company’s initial business combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of the initial public offering, the Company completed the private sale of an aggregate of 5,050,000 private placement warrants to the Sponsor, at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $5,050,000.

NOTE 4—RELATED PARTY TRANSACTIONS

Founder Shares

On May 5, 2025, the sponsor made a capital contribution of $25,000, or approximately $0.003 per share, to cover certain of the Company’s expenses, for which the Company issued 7,255,952 founder shares to the sponsor. The founder shares included up to 946,428 of the founder shares subject to forfeiture by the sponsor for no consideration to the extent the underwriters’ over-allotment was not fully exercised. The underwriters had 45 days after the closing of the initial public offering to exercise their over-allotment option. On July 24, 2025, the underwriters partially exercised their over-allotment option as part of the initial public offering. As such, 30,231 founder shares were forfeited by the sponsor.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

In June 2025, the sponsor transferred 30,000 of the Company’s founder shares to each of the Company’s three independent directors. These 90,000 shares were not subject to forfeiture. The allocation of the founder shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the implied stock price as of the date of the initial public offering of the Company’s Class A ordinary shares and the probability of the success of the initial business combination. The fair value of the 90,000 shares granted to the Company’s directors was $216,637 or $2.41 per share. The founder shares were granted subject to a performance condition, the performance of the duties of an independent director through and the occurrence of an initial business combination. Compensation expense related to the founder shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized as of June 30, 2025. As of June 30, 2025, the unrecognized stock compensation expense was $216,637.

The founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the initial public offering, and holders of founder shares have the same shareholder rights as public shareholders, except that (i) the founder shares are subject to certain transfer restrictions, as described in more detail below, (ii) the founder shares are entitled to registration rights, (iii) the Company’s sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the Company’s initial business combination, (B) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial business combination within 24 months from the closing of the initial public offering, (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (3) waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete the Company’s initial business combination within the 24 months from the closing of the initial public offering, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial business combination within such time period and to liquidating distributions from assets outside the trust account and (4) vote any founder shares held by them and any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions) in favor of the initial business combination (including any proposals recommended by the Company’s board of directors in connection with such business combination) (except with respect to any public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto), (iv) the founder shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial business combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the amended and restated memorandum and articles of association, and (v) prior to the closing of the Company’s initial business combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

The founder shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial business combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the initial public offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 26.5% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the initial public offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement warrants issued to the sponsor and the underwriters), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (i) one year after the completion of the initial business combination and (ii) the date following the completion of the initial business combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except to certain permitted transferees and under certain circumstances). Notwithstanding the foregoing, if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the completion of the Company’s initial business combination, the founder shares will be released from this lock-up.

Promissory Note—Related Party

The sponsor has agreed to loan the Company an aggregate of up to $300,000 under an unsecured promissory to be used for a portion of the expenses in connection with the initial public offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the initial public offering. As of June 30, 2025, the Company has $75,000 outstanding under the note.

On July 18, 2025, in connection with the private sale of 5,050,000 warrants as described below, the Company settled the outstanding note through the issuance of 300,000 private placement warrants to the related party. The 300,000 private placement warrants are included in the total of 5,050,000 in connection with the initial public offering. The Company determined that the carrying value and fair value of the note are the same as the fair value of the private placement warrants given in exchange for the note. As of July 18, 2025, there are no amounts outstanding under the note and the note is no longer available to be drawn.

Private Placement Warrants

On July 18, 2025, the sponsor purchased an aggregate 5,050,000 private placement warrants at a price of $1.00 per whole private placement warrant in a private placement that occurred simultaneously with the closing of the initial public offering. Each whole private placement warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share.

If the initial business combination is not completed within 24 months from the closing of the initial public offering, the proceeds from the sale of the private placement warrants held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless. The private placement warrants will be non-redeemable and exercisable on a cashless basis and will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation, as described in this prospectus. As the sponsor will agree, subject to limited exceptions, not to transfer, assign or sell any of the private placement warrants (including their underlying securities) until 30 days after the completion of the initial business combination.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

Administrative Support Agreement

Commencing on the effective date of the initial public offering, the Company entered into an agreement with the sponsor to pay an aggregate of $35,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2025, the Company did not incur any fees in relation to this agreement.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial business combination, the Company’s sponsor or an affiliate of its sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes its initial business combination, the Company would repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay such loaned amounts but no proceeds held in the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans by the Company’s sponsor or its affiliates, or its officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

 As of June 30, 2025, no such working capital loans were outstanding.

NOTE 5—COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict potential target companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact the Company’s possibility of closing an initial business combination. Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions could adversely affect the Company’s search for an initial business combination and any target business with which it may ultimately consummate an initial business combination.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the initial public offering, (ii) private placement warrants and the Class A ordinary shares underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial business combination pursuant to a registration rights agreement signed on the effective date of the initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the underwriting agreement, the sponsor and the executive officers and directors have agreed that, for a period of 180 days from the date of the initial public offering, they will not, without the prior written consent of the underwriters, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, founder shares or warrants, subject to certain exceptions. The representative in its discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The sponsor, officers and directors are also subject to separate transfer restrictions on their founder shares and private placement warrants pursuant to the letter agreement described herein.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

On July 18, 2025, the Company paid a cash discount of 1.5% of the per unit initial public offering price on the base units sold in the Offering (or $2,625,000 in aggregate) to the underwriters at the closing of the initial public offering, with an additional fee of 4.5% of the gross initial public offering proceeds with respect to the base units sold in the Offering (and 6.0% of the per unit initial public offering price on the units sold pursuant to the underwriters’ over-allotment option) payable only upon the Company’s completion of its initial business combination (the “Deferred Discount”).

A Deferred Discount of $9,399,690, including the partial exercise of the over-allotment option, will become payable to the underwriters from the amounts held in the trust account solely in the event the Company completes its initial business combination.

NOTE 6 —SHAREHOLDER’S DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares at par value of $0.0001 each. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On May 5, 2025, the Company issued 7,255,952 Class B ordinary shares to the sponsor (the “founder shares”) for $25,000, or approximately $0.003 per share, which included an aggregate of up to 946,428 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. In June 2025, the sponsor transferred 30,000 of the Company’s founder shares to each of the Company’s three independent directors. As of June 30, 2025, there were 7,255,952 Class B ordinary shares issued and outstanding.

On July 18, 2025, in connection with the consummation of the IPO and the partial exercise of the underwriters over-allotment option, the Sponsor forfeited 30,231 Class B ordinary shares, resulting in the Sponsor holding an aggregate of 7,135,721 Class B ordinary shares.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Company’s initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial business combination, as may be determined by the Company’s directors) or earlier at the option of the holder on a one-for-one basis (subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the initial public offering and related to the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issued and issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 26.5% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the initial public offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option but excluding the Class A ordinary shares underlying the private placement warrants issued to the sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent warrants issued to the Company’s sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders prior to or in connection with an initial business combination.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

If the Company enters into an initial business combination, it may (depending on the terms of such an initial business combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the initial business combination to the extent the Company seeks shareholder approval in connection with the initial business combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association).

Warrants—As of June 30, 2025, there were no public warrants or private placement warrants outstanding. There were 15,070,575 warrants issued in connection with the initial public offering (including 10,020,575 public warrants and 5,050,000 private placement warrants). Each whole public warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial business combination. Pursuant to the warrant agreement, a warrant holder may exercise its public warrants only for a whole number of Class A ordinary shares. No fractional public warrants will be issued upon separation of the units and only whole public warrants will trade. The public warrants will expire five years after the completion of the initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to issue any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

The Company is registering the Class A ordinary shares issuable upon exercise of the warrants in the registration statement of which this prospectus forms a part because the warrants will become exercisable 30 days after the completion of the Company’s initial business combination, which may be within one year of the initial public offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of the initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the initial business combination, under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its initial business combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following its initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

Once the warrants become exercisable, the Company may call the warrants for redemption:

➤	in whole and not in part;

➤	at a price of $0.01 per warrant;

➤	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

➤	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period commencing at least 30 days after completion of the Company’s initial business combination and ending three business days before the Company sends the notice of redemption to the warrant holders

If and when the warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Anti-dilution adjustments

If (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial business combination. The private placement warrants have terms and provisions that are identical to those of the public warrants sold as part of the units in the initial public offering.

The Company accounts for the 15,070,575 warrants issued in connection with the initial public offering (including 10,020,575 public warrants and 5,050,000 private placement warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 7 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating officer decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss, which include the following:

For The Period From May 1, 2025 (Inception) Through June 30, 2025
General and administrative expenses	$102,000

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an offering and eventually a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 8—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through September 2, 2025, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except for the transactions and events in connection with the Company’s consummation of its initial public offering on July 18, 2025, as discussed in Note 1, Note 3, Note 4, Note 5 and Note 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report to “PAII,” “our,” “us,” “the Company” or “we” refer to Pyrophyte Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Pyrophyte Acquisition II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on May 1, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We may pursue an initial business combination in any business or industry and in any geographic region but expect to target companies that are in the energy sector that constitute critical links in the supply chain for, and/or service, the growing segments from the full spectrum of the energy ecosystem. Specifically, we seek to focus on differentiated targets that provide critical minerals and materials, equipment, and/or technologies that support the span of energy solutions from traditional to renewable energy.

We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing or other sources.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

➤	may significantly dilute the equity interest of investors in the initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

➤	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

➤	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

➤	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

➤	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

➤	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

➤	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

➤	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

➤	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

➤	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

➤	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

➤	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

➤	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The registration statement for our initial public offering was declared effective on July 16, 2025. On July 18, 2025, we consummated the public offering of 20,041,150 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $200,411,500, and incurring transaction costs of approximately $12.8 million, consisting of $2.6 million of upfront underwriting fees, approximately $9.4 million of deferred underwriting fees and approximately $740,000 of other offering costs.

Simultaneously with the consummation of the initial public offering, we consummated the sale of 5,050,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our sponsor, generating gross proceeds of $5,050,000 (the “Private Placement”).

On July 24, 2025, the underwriters of the initial public offering (the “Underwriters”) partially exercised their over-allotment option to purchase an additional 2,541,150 units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $25,411,500. The Underwriters forfeited their option to purchase an additional 83,850 units.

Approximately $200,411,500 ($10.00 per Unit) of the net proceeds of the initial public offering (including approximately $9.4 million of the Underwriters’ deferred discount) and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated memorandum and articles of association.

Pursuant to the Company’s amended and restated memorandum and articles of association, if it has not completed its initial business combination within 24 months from the closing of the initial public offering, it will as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the Trust Account (which interest shall be net of amounts not previously released to the Company for permitted withdrawals and up to $100,000 of interest to pay liquidation expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete its initial business combination within 24 months from the closing of the initial public offering. However, if the sponsor or management team acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if the Company fails to complete its initial business combination within the prescribed time period.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 1, 2025 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and subsequent to the initial public offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the initial public offering, we will generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the period from May 1, 2025 (inception) through June 30, 2025, we had $102,000 in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2025, the Company had a cash balance of $0. However, following the consummation of the initial public offering, the Company’s liquidity needs are satisfied through using net proceeds from the initial public offering and sale of Private Placement Warrants for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. Moreover, the Company may need to obtain additional financing either to complete an initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination.

Contractual Obligations

Registration Rights

The holders of the (i) founder shares, which were issued in the Private Placement prior to the closing of the initial public offering, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial business combination pursuant to a registration rights agreement signed on the effective date of the initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On July 18, 2025, the Underwriters were entitled to, and the Company paid, an underwriting discount of $0.15 per Unit, or $2,625,000 in the aggregate, upon closing of the initial public offering.

In addition, $0.45 per Unit, or approximately $9,399,690 in the aggregate, will be payable to the Underwriters for deferred underwriting commissions. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Commencing on the date that our securities were first listed and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our sponsor a total of $35,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. No fees were accrued for the period from May 1, 2025 (inception) through June 30, 2025.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Form 10-Q. Our unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require that the Company’s management apply significant judgments in defining the appropriate assumptions integral to financial estimates including stock-based compensation. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective during the period covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our final prospectus filed with the SEC on July 17, 2025 (“Final Prospectus”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in the Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All recent unregistered sales of securities have been previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 16, 2025, by and between the Company and the Representative (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
3.1	Amended and Restated Memorandum of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
4.1	Warrant Agreement, dated July 16, 2025, by and between the Company and Continental, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
10.1	Letter Agreement, dated July 16, 2025, by and among the Company, its executive officers, its directors, its advisors and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
10.2	Investment Management Trust Agreement, dated July 16, 2025, by and between the Company and Continental, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
10.3	Registration Rights Agreement, dated July 16, 2025, by and among the Company, the Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
10.4	Private Placement Warrants Purchase Agreement, dated July 16, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
10.5	Administrative Services and Indemnification Agreement, dated July 16, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pyrophyte Acquisition Corp. II

Date: September 2, 2025	By:	/s/ Bernard Duroc-Danner
		Name:	Bernard Duroc-Danner
		Title:	Chief Executive Officer

Pyrophyte Acquisition Corp. II

Date: September 2, 2025	By:	/s/ Sten Gustafson
		Name:	Sten Gustafson
		Title:	Chief Financial Officer