Form 10-Q
period 2025-09-30
Pyrophyte Acquisition Corp. II
filed 2025-11-14
CIK 2069238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-42752

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

As of November 14, 2025, there were 20,041,150 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 7,225,721 shares of the registrant’s Class B ordinary share, par value $0.0001 per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP. II

SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Unaudited Condensed Balance Sheet as of September 30, 2025	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2025 and for the period from May 1, 2025 (Inception) through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2025 and for the period from May 1, 2025 (Inception) through September 30, 2025	3

	Unaudited Condensed Statement of Cash Flows for the period from May 1, 2025 (Inception) through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

Item 4.	CONTROLS AND PROCEDURES	24

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	25

Item 1A.	RISK FACTORS	25

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

Item 3.	DEFAULTS UPON SENIOR SECURITIES	25

Item 4.	MINE SAFETY DISCLOSURES	25

Item 5.	OTHER INFORMATION	25

Item 6.	EXHIBITS	26

SIGNATURES		27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYROPHYTE ACQUISITION CORP. II

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2025

ASSETS
Current Asset
Cash	$721,227
Prepaid expenses	294,030
Due from Sponsor	353,445
Total current assets	1,368,702
Marketable securities held in Trust Account	202,044,257
Prepaid insurance - long term	66,349
Total Assets	$203,479,308

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$25,000
Total current liabilities	25,000
Deferred underwriting fees payable	9,399,690
Total liabilities	9,424,690

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,041,150 ordinary shares at $10.08 per share	202,044,257

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 20,041,500 ordinary shares subject to possible redemption)	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,225,721 shares issued and outstanding (1)	723
Additional paid-in capital	-
Accumulated deficit	(7,990,362)
Total shareholders’ deficit	(7,989,639)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$203,479,308

(1)	This number includes an aggregate of up to 946,428 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 24, 2025, the underwriters partially exercised their over-allotment option and forfeited their right to purchase the remaining 83,850 units under the over-allotment option. As a result, the Sponsor forfeited 30,231 Class B Ordinary shares. All share and per share data have been retroactively applied.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2025	For The Period From May 1, 2025 (Inception) Through September 30, 2025

General and administrative expenses	$195,104	$297,104
Loss from operations	(195,104)	(297,104)
Gain on marketable securities (net), dividends and interest, held in Trust Account	1,632,757	1,632,757
Interest income	116	116
Net income	$1,437,769	$1,335,769
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	16,172,167	9,724,440
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.08
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	6,996,672	6,722,711
Basic and diluted net income per share, Class B non-redeemable ordinary shares (1)	$0.06	$0.08

(1)	This number excludes an aggregate of up to 946,428 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 24, 2025, the underwriters partially exercised their over-allotment option and forfeited their right to purchase the remaining 83,850 units under the over-allotment option. As a result, the Sponsor forfeited 30,231 Class B Ordinary shares. All share and per share data have been retroactively applied.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended September 30, 2025 and for the period from May 1, 2025 (inception) through September 30, 2025

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional		Total
	Class A		Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of May 1, 2025 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of class B ordinary shares to Sponsor (1)	-	-	-	-	7,255,952	726	24,274	-	25,000
Net loss	-	-	-	-	-	-	-	(102,000)	(102,000)
Balance as of June 30, 2025 (unaudited)	-	$-	-	$-	7,255,952	$726	$24,274	$(102,000)	$(77,000)
Forfeiture of class B ordinary shares	-	-	-	-	(30,231)	(3)	3	-	-
Proceeds from the sale of Class A Units	20,041,150	200,411,500	-	-	-	-	-	-	-
Paid underwriters fees	-	(2,625,000)	-	-	-	-	-	-	-
Deferred underwriting fees payable	-	(9,399,690)	-	-	-	-	-	-	-
Fair value of Public Warrants, at issuance	-	(3,724,648)	-	-	-	-	3,724,648	-	3,724,648
Allocated value of transaction costs to Class A Ordinary Shares	-	(487,752)	-	-	-	-	(255,209)	-	(255,209)
Proceeds from the sale of private placement warrants	-	-	-	-	-	-	5,050,000	-	5,050,000
Remeasurement of Class A ordinary shares to redemption value	-	17,869,847			-	-	(8,543,716)	(9,326,131)	(17,869,847)
Net income	-	-	-	-	-	-	-	1,437,769	1,437,769
Balance as of September 30, 2025 (unaudited)	20,041,150	$202,044,257	-	$-	7,225,721	$723	$-	$(7,990,362)	$(7,989,639)

(1)	This number includes an aggregate of up to 946,428 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 24, 2025, the underwriters partially exercised their over-allotment option and forfeited their right to purchase the remaining 83,850 units under the over-allotment option. As a result, the Sponsor forfeited 30,231 Class B Ordinary shares. All share and per share data have been retroactively applied.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from May 1, 2025 (inception) through September 30, 2025

Cash Flows from Operating Activities
Net income	$1,335,769
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(1,632,757)
Formation and operating expenses paid in exchange for Founder Shares	5,000
Changes in operating assets and liabilities:
Prepaid and other assets	(360,379)
Accrued expenses	25,000
Net cash used in operating activities	(627,367)
Cash Flows from Investing Activities
Investment of cash into Trust Account	(200,411,500)
Net cash used in investing activities	(200,411,500)
Cash Flows from Financing Activities
Proceeds from sale of Class A Units	200,411,500
Proceeds from sale of Private Placement Warrants net of increase in Due from Sponsor	4,396,555
Offering costs paid	(3,047,961)
Net cash provided by financing activities	201,760,094

Net increase in cash	721,227
Cash - beginning of period	-
Cash - end of period	$721,227

Supplemental disclosure of noncash investing and financing activities:
Private Placement Warrants issued through forgiveness of promissory note - related party	$(300,000)
Offering costs paid through the issuance of founders shares	$20,000
Offering costs paid through promissory note - related party	$300,000
Deferred underwriting fees payable	$9,399,690

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pyrophyte Acquisition Corp. II

Notes to Unaudited Condensed Financial Statements

September 30, 2025

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

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from May 1, 2025 (inception) through September 30, 2025 relates to the Company’s formation and initial public offering (the “initial public offering”). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and sale of private placement warrants (defined below). The Company has selected December 31 as its fiscal year end.

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

The Company will provide its public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against the Company’s initial business combination, all or a portion of their public shares in connection with the completion of the initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of taxes paid or payable), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. The Company’s sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares (as defined in Note 6) and public shares in connection with the completion of the Company’s initial business combination. Unlike many special purpose acquisition companies that hold shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon completion of such initial business combinations even when a vote is not required by law, if a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, it will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing its initial business combination. The Company’s amended and restated memorandum and articles of association require these tender offer documents to contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under the SEC’s proxy rules. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, it will, like many special purpose acquisition companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval, it will complete its initial business combination only if it obtains the approval of an ordinary resolution under Cayman Islands law and its amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. However, if the Company’s initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of its initial business combination will require the approval of a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. However, the participation of the Company’s sponsor, officers, directors, advisors or their affiliates in privately-negotiated transactions, if any, could result in the approval of an initial business combination even if a majority of the public shareholders vote, or indicate their intention to vote, against such initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of the initial business combination once a quorum is obtained. The Company’s amended and restated memorandum and articles of association require that at least five clear days’ notice will be given of any general meeting.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had a cash balance of $721,227 and due from Sponsor balance of $353,445. Following the closing of the initial public offering, the Company’s liquidity needs are satisfied through using net proceeds from the initial public offering and the sale of private placement warrants for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $721,227 in cash and no cash equivalents as of September 30, 2025.

Marketable Securities Held in Trust Account

As of September 30, 2025, the assets held in the trust account were invested in money market funds that invest solely in U.S. treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares that were sold as part of the units in the IPO contain a redemption feature which allows for the redemption of such Class A ordinary shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each unit consists of one Class A ordinary share and one-half of one public warrant. As such, the initial carrying value of Class A ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet as of September 30, 2025 are reconciled in the following table:

Gross proceeds	$200,411,500
Less:
Class A ordinary shares issuance costs	(12,512,442)
Fair value of Public Warrants at issuance	(3,724,648)

Plus:
Remeasurement of Class A ordinary shares to redemption value	17,869,847
Class A ordinary shares subject to possible redemption at September 30, 2025	$202,044,257

Fair Value Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

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

There were no investments, assets or liabilities requiring fair value measurement as of September 30, 2025 except marketable securities held in Trust Account of $202,044,256, which is determined to be a level 1 measurement.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the IPO. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the units between Class A ordinary shares and warrants, prorate, allocating the IPO proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the public and private placement warrants were charged to shareholders’ deficit as public and private placement warrants, after management’s evaluation, are accounted for under equity treatment.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. For the three months ended September 30, 2025 and for the period from May 1, 2025 (inception) through September 30, 2025, the Company did not consider the effect of the warrants sold in the Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income per ordinary share, since their inclusion is contingent on a future event. A reconciliation of the net income per ordinary share is stated below.

	For The Three Months Ended September 30, 2025	For The Period From May 1, 2025 (Inception) Through September 30, 2025
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares
Net income allocable to Redeemable Class A Ordinary Shares	$1,003,582	$789,778

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	16,172,167	9,724,440
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.08

Non-Redeemable Class B Ordinary Shares
Numerator: Net income allocable to non-redeemable Class B Ordinary Shares
Net income allocable to non-redeemable Class B Ordinary Shares	$434,187	$545,991

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	6,996,672	6,722,711
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.06	$0.08

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the unaudited condensed statement of operations.

The warrants are not precluded from equity classification, and will be accounted for as such on the date of issuance.

Share-Based Compensation

The Company accounts for founder shares issued to its independent directors in accordance with SEC Staff Accounting Bulletin 5T and ASC 718, “Compensation-Stock Compensation.” The fair value of the founder shares issued in this arrangement was determined using the implied stock price as of the date of the IPO of the Company’s Class A ordinary shares and the probability of the success of the initial business combination.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3—INITIAL PUBLIC OFFERING

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

Each unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in this prospectus, and only whole warranty is exercisable. The warrants will become exercisable 30 days after the completion of the Company’s initial business combination and will expire five years after the completion of the Company’s initial business combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of the initial public offering, the Company completed the private sale of an aggregate of 5,050,000 private placement warrants to the Sponsor, at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $5,050,000.

Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. If the initial business combination is not completed within 24 months from the closing of the IPO, the proceeds from the sale of the private placement warrants held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless. The private placement warrants will be non-redeemable and exercisable on a cashless basis and will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation, as described in this prospectus. As the sponsor will agree, subject to limited exceptions, not to transfer, assign or sell any of the private placement warrants (including their underlying securities) until 30 days after the completion of the initial business combination.

NOTE 4—RELATED PARTY TRANSACTIONS

Founder Shares

On May 5, 2025, the sponsor made a capital contribution of $25,000, or approximately $0.003 per share, to cover certain of the Company’s expenses, for which the Company issued 7,255,952 founder shares to the sponsor. The founder shares included up to 946,428 of the founder shares subject to forfeiture by the sponsor for no consideration to the extent the underwriters’ over-allotment was not fully exercised. The underwriters had 45 days after the closing of the initial public offering to exercise their over-allotment option. On July 24, 2025, the underwriters partially exercised their over-allotment option as part of the initial public offering. As such, 30,231 founder shares were forfeited by the sponsor. All share and per share data has been retroactively restated.

In June 2025, the sponsor transferred 30,000 of the Company’s founder shares to each of the Company’s three independent directors. These 90,000 shares were not subject to forfeiture. The allocation of the founder shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the implied stock price as of the date of the initial public offering of the Company’s Class A ordinary shares and the probability of the success of the initial business combination. The fair value of the 90,000 shares granted to the Company’s directors was $216,637 or $2.41 per share. The founder shares were granted subject to a performance condition, the performance of the duties of an independent director through and the occurrence of an initial business combination. Compensation expense related to the founder shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized as of September 30, 2025. As of September 30, 2025, the unrecognized stock compensation expense was $216,637.

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

Promissory Note—Related Party

The sponsor has agreed to loan the Company an aggregate of up to $300,000 under an unsecured promissory to be used for a portion of the expenses in connection with the IPO. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the IPO. As of the IPO date of July 18, 2025, the $300,000 note was fully utilized by the Company. In connection with the private sale of 5,050,000 warrants as described above in Note 4, the Company settled the outstanding note through the issuance of 300,000 private placement warrants to the related party. The 300,000 private placement warrants are included in the total of 5,050,000 in connection with the IPO. The Company determined that the carrying value and fair value of the note are the same as the fair value of the private placement warrants given in exchange for the note. As of September 30, 2025, there are no amounts outstanding under the note and the note is no longer available to be drawn.

Due from Sponsor

As of September 30, 2025, the sponsor owed the Company an aggregate amount of $353,445. The amount is non-interest bearing, due on demand and expected to be settled in the near term.

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

Administrative Support Agreement

Commencing on the effective date of the initial public offering, the Company entered into an agreement with the sponsor to pay an aggregate of $35,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or its liquidation, the Company will cease paying these monthly fees. For the period from May 1, 2025 (inception) through September 30, 2025, the Company recognized $87,500 in administrative fees.

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

As of September 30, 2025, no such working capital loans were outstanding.

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

NOTE 6—SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares at par value of $0.0001 each. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On May 5, 2025, the Company issued 7,255,952 Class B ordinary shares to the sponsor (the “founder shares”) for $25,000, or approximately $0.003 per share, which included an aggregate of up to 946,428 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. In June 2025, the sponsor transferred 30,000 of the Company’s founder shares to each of the Company’s three independent directors. As of September 30, 2025, there were 7,225,721 Class B ordinary shares issued and outstanding.

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

Warrants—As of September 30, 2025, there were 13,800,000 warrants outstanding (8,750,000 public warrants and 5,050,000 private placement warrants). Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable.

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

The Company is registering the Class A ordinary shares issuable upon exercise of the warrants in the registration statement of which this prospectus forms a part because the warrants will become exercisable 30 days after the completion of the Company’s initial business combination, which may be within one year of the IPO. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of the initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the initial business combination, under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its initial business combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following its initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00

The Company may redeem the outstanding public warrants for cash:

➤	in whole and not in part;

➤	at a price of $0.01 per warrant; upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

➤	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company send the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout such 30 trading day period and the 30 day redemption period. If and when the public warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. The Company has established the last of the redemption criterion discussed above to prevent a  redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

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

NOTE 7—SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

As of September 30, 2025
Marketable securities held in Trust Account	$202,044,257

	For the three months ended September 30, 2025	For The Period From May 1, 2025 (Inception) Through September 30, 2025
General and administrative expenses	$195,104	$297,104
Gain on marketable securities (net), dividends and interest, held in Trust Account	$1,632,757	$1,632,757

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an offering and eventually a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 8—FAIR VALUE MEASUREMENT

The public warrants were valued using a Monte Carlo simulation in a risk-neutral framework (a special case of the Income Approach). The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

July 18, 2025
Market price of public stock	$9.81
Term (years)	6.50
Risk-free rate	3.77%
Dividend yield	0.00%
Volatility	9.11%
Probability of merger	25.00%

NOTE 9—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through November 12, 2025, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 1, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and subsequent to the initial public offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the initial public offering, we will generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended September 30, 2025, we reported net income of $1,437,769 which consisted of interest on cash held in Trust Account of $1,632,757, interest income of $116, offset by general and administrative expenses of $195,104.

For the period from May 1, 2025 (inception) through September 30, 2025, we reported net income of $1,335,769 which consisted of interest on cash held in Trust Account of $1,632,757, interest income of $116, offset by general and administrative expenses of $297,104.

Liquidity and Capital Resources

As of September 30, 2025, the Company had a cash balance of $721,227. The consummation of the initial public offering, the Company’s liquidity needs are satisfied through using net proceeds from the initial public offering and sale of Private Placement Warrants for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our sponsor a total of $35,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. The Company paid $87,500 in administrative fees for the period from May 1, 2025 (inception) through September 30, 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective during the period covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The registration statement for the Company’s Initial Public Offering was declared effective on July 16, 2025. On July 18, 2025, we consummated the Initial Public Offering of 20,041,150 Units, including 2,541,150 Units issued pursuant to the exercise of the Underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $200,411,500.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,050,000 Private Placement Warrants at a price of $1.00 per warrant generating gross proceeds of $5,050,000. Of the 5,050,000 Private Placement Warrants, the Underwriters purchased an aggregate of 1,500,000 Private Placement Warrants and the Sponsor purchased 3,500,000 Private Placement Warrants. Each whole Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (i) are not redeemable by us, (ii) are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions, (iii) may be exercised on a cashless basis, (iv) are entitled to registration rights and (v) with respect to Private Placement Warrants held by the Underwriters, will not be exercisable more than five years from the commencement of sales in accordance with FINRA Rule 5110(g)(8).

Following the closing of the Initial Public Offering on July 24, 2025, an amount of $200,411,500 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account.

We paid a total of $12,767,651in underwriting discounts and commissions and incurred approximately $742,961 for other costs and expenses related to the Initial Public Offering. In addition, the Underwriters agreed to defer $9,399,690 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 16, 2025, by and between the Company and the Representative (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
3.1	Amended and Restated Memorandum of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
4.1	Warrant Agreement, dated July 16, 2025, by and between the Company and Continental, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
10.1	Letter Agreement, dated July 16, 2025, by and among the Company, its executive officers, its directors, its advisors and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
10.2	Investment Management Trust Agreement, dated July 16, 2025, by and between the Company and Continental, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
10.3	Registration Rights Agreement, dated July 16, 2025, by and among the Company, the Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
10.4	Private Placement Warrants Purchase Agreement, dated July 16, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
10.5	Administrative Services and Indemnification Agreement, dated July 16, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-42752), filed with the SEC on July 21, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pyrophyte Acquisition Corp. II

Date: November 14, 2025	By:	/s/ Bernard Duroc-Danner
		Name:	Bernard Duroc-Danner
		Title:	Chief Executive Officer

Pyrophyte Acquisition Corp. II

Date: November 14, 2025	By:	/s/ Sten Gustafson
		Name:	Sten Gustafson
		Title:	Chief Financial Officer