Form 10-Q
period 2026-03-31
Pyrophyte Acquisition Corp. II
filed 2026-05-15
CIK 2069238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 20,041,150 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 7,225,721 shares of the registrant’s Class B ordinary share, par value $0.0001 per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP. II

March 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYROPHYTE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	MARCH 31, 2026	DECEMBER 31, 2025
	(Unaudited)
ASSETS
Current Asset
Cash	$16,423	$442,500
Prepaid expenses	505,644	301,930
Total current assets	522,067	744,430
Marketable securities held in Trust Account	205,815,112	204,013,247
Prepaid insurance - long term	24,565	45,228
Total Assets	$206,361,744	$204,802,905

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$89,357	$38,948
Accrued expenses	70,000	25,000
Total current liabilities	159,357	63,948
Deferred underwriting fees payable	9,399,690	9,399,690
Total liabilities	9,559,047	9,463,638

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,041,150 ordinary shares at $10.27 and 10.18 per share at March 31, 2026 and December 31, 2025, respectively	205,815,112	204,013,247

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 20,041,150 ordinary shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,225,721 shares issued and outstanding	723	723
Additional paid-in capital	-	-
Share subscription receivable	(353,445)	(353,445)
Accumulated deficit	(8,659,693)	(8,321,258)
Total shareholders’ deficit	(9,012,415)	(8,673,980)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$206,361,744	$204,802,905

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

For The Three Months Ended March 31, 2026

General and administrative expenses	$338,452
Loss from operations	(338,452)
Dividends and interest earned on marketable securities held in the Trust Account	1,801,865
Interest income	17
Net income	$1,463,430
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	20,041,150
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	7,225,721
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional	Share		Total
	Class A		Class A		Class B		Paid-In	Subscription	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of January 1, 2026	20,041,150	$204,013,247	-	$-	$7,225,721	$723	$-	$(353,445)	$(8,321,258)	$(8,673,980)
Remeasurement of Class A ordinary shares to redemption value	-	1,801,865	-	-	-	-	-	-	(1,801,865)	(1,801,865)
Net income	-	-	-	-	-	-	-	-	1,463,430	1,463,430
Balance as of March 31, 2026 (unaudited)	20,041,150	$205,815,112	-	$-	7,225,721	$723	$-	$(353,445)	$(8,659,693)	$(9,012,415)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash Flows from Operating Activities
Net income	$1,463,430
Adjustments to reconcile net income to net cash used in operating activities:
Dividends and interest earned on marketable securities held in the Trust Account	(1,801,865)
Changes in operating assets and liabilities:
Prepaid expenses	(183,051)
Accounts payable	50,409
Accrued expenses	45,000
Net cash used in operating activities	(426,077)

Net decrease in cash	(426,077)
Cash - beginning of period	442,500
Cash - end of period	$16,423

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

As of March 31, 2026, the Company had not yet commenced operations. All activities for the period from May 1, 2025 (inception) through March 31, 2026 relate to the Company’s formation and initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (defined below). The Company has selected December 31 as its fiscal year end.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from May 1, 2025 (inception) to December 31, 2025 (the “Annual Report”) filed with the SEC on March 30, 2026. The interim results in these unaudited condensed financial statements are not necessarily indicative of future expected results.

Going Concern, Liquidity and Capital Resources

As of March 31, 2026, the Company had a cash balance of $16,423. Following the closing of the Initial Public Offering, the Company’s liquidity needs are satisfied through using net proceeds from the Initial Public Offering and the sale of Private Placement Warrants for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial Business Combination.

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

The Company expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. The Company has until 24 months from the IPO to complete a Business Combination or cease all operations other than those required for the purpose of liquidation. In connection with management’s evaluation of the Company’s ability to continue as a going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company’s liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the unaudited condensed financial statements are available to be issued. The Company intends to satisfy its liquidity needs through the Working Capital Loans that may be provided by its officers, directors and initial shareholders. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to satisfy its obligations.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had $16,423 and $442,500 respectively in cash. There are no cash equivalents as of March 31, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, assets held in the Trust Account amounting to $205,815,112 and $204,013,247, respectively, were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s marketable held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Class A Ordinary Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Class A Ordinary Share and one-half of one Public Warrant. As such, the initial carrying value of Class A Ordinary Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Class A Ordinary Shares subject to possible redemption reflected on the condensed balance sheet as of March 31, 2026 are reconciled in the following table:

Gross proceeds	$200,411,500
Less:
Class A Ordinary Shares issuance costs	(12,512,442)
Fair value of Public Warrants at issuance	(3,724,648)

Plus:
Remeasurement of Class A Ordinary Shares to redemption value	19,838,837
Class A Ordinary Shares subject to possible redemption at December 31, 2025	$204,013,247
Remeasurement of Class A Ordinary Shares to redemption value	1,801,865
Class A Ordinary Shares subject to possible redemption at March 31, 2026	$205,815,112

Fair Value Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature, except for marketable securities held in Trust Account which are subjected to fair value measurement.

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

There were no investments, assets or liabilities requiring fair value measurement as of March 31, 2026 and December 31, 2025 except marketable securities held in Trust Account, which is determined to be a Level 1 measurement.

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

Subscription Receivable

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a subscription receivable as an asset on a balance sheet, except when subscription receivable is not received prior to the issuance of unaudited condensed financial statements at a reporting date in satisfaction of the requirements under ASC 505-10-45-2, in which case, the subscription is reclassified as a contra account to stockholders’ deficit on the balance sheet.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s unaudited condensed financial statements and prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. For the three months ended March 31, 2026, the Company did not consider the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income per ordinary share, since their inclusion is contingent on a future event. A reconciliation of the net income per ordinary share is stated below.

For The Three Months Ended March 31, 2026
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares
Net income allocable to Redeemable Class A Ordinary Shares	$1,075,621

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	20,041,150
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05

Non-Redeemable Class B Ordinary Shares
Numerator: Net income allocable to non-redeemable Class B Ordinary Shares
Net income allocable to non-redeemable Class B Ordinary Shares	$387,809

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	7,225,721
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.05

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the condensed statement of operations.

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

Each Unit consists of one Class A Ordinary Share and one-half of one redeemable Public Warrant. Each whole warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described, and only whole warrant is exercisable. The warrants will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, or earlier upon redemption or liquidation.

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

In June 2025, the Sponsor transferred 30,000 of the Company’s Founder Shares to each of the Company’s three independent directors. These 90,000 Founder Shares were not subject to forfeiture. The allocation of the Founder Shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the implied stock price as of the date of the Initial Public Offering of the Company’s Class A Ordinary Shares and the probability of the success of the initial Business Combination. The fair value of the 90,000 Founder Shares granted to the Company’s directors was $216,637 or $2.41 per share. The Founder Shares were granted subject to a performance condition, the performance of the duties of an independent director through and the occurrence of an initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the unrecognized stock compensation expense was $216,637.

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

Promissory Note—Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 under an unsecured promissory to be used for a portion of the expenses in connection with the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of the Initial Public Offering date of July 18, 2025, the $300,000 note was fully utilized by the Company. In connection with the private sale of 5,050,000 warrants as described above in Note 4, the Company settled the outstanding note through the issuance of 300,000 Private Placement Warrants to the related party. The 300,000 Private Placement Warrants are included in the total of 5,050,000 in connection with the Initial Public Offering. The Company determined that the carrying value and fair value of the note are the same as the fair value of the Private Placement Warrants given in exchange for the note. As of March 31, 2026 and December 31, 2025, there are no amounts outstanding under the note and the note is no longer available to be drawn.

Share Subscription Receivable

On July 19, 2025, in connection with the sale of the Private Placement Warrants, the Sponsor should have deposited $353,445 of the net proceeds into the Company’s bank account. This amount still has not been received as of March 31, 2026. The Company has accounted for the amount due as a share subscription receivable within shareholders’ deficit. The amount is non-interest bearing, due on demand.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $35,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company recognized $105,000 in administrative fees.

As of March 31, 2026 and December 31, 2025, the Company recorded prepaid administrative fees to Sponsor of $341,438 and $192,500, respectively. These amounts are amortized to general and administrative expenses within the condensed statement of operations.

As of May 15, 2026, the total administrative fees paid to date have been $635,000.

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

As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

NOTE 6—SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding (excluding 20,041,150 shares subject to possible redemption).

Class B Ordinary Shares—The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On May 5, 2025, the Company issued 7,255,952 Class B ordinary shares to the Sponsor (the “Founder Shares”) for $25,000, or approximately $0.003 per share, which included an aggregate of up to 946,428 shares that were subject to forfeiture to the extent that the Underwriters’ over-allotment option was not exercised in full or in part. In June 2025, the Sponsor transferred 30,000 of the Company’s Founder Shares to each of the Company’s three independent directors. On July 24, 2025, the Underwriters partially exercised their over-allotment option and forfeited their right remaining Units under the over-allotment option. As a result, the Sponsor forfeited 30,231 Class B ordinary shares. As of March 31, 2026 and December 31, 2025, there were 7,225,721 Class B ordinary shares issued and outstanding.

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

Warrants—As of March 31, 2026 and December 31, 2025, there were 15,070,575 warrants outstanding (10,020,575 Public Warrants and 5,050,000 Private Placement Warrants). Each whole warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Marketable securities held in Trust Account	$205,815,112	$204,013,247

For the three months ended March 31, 2026
General and administrative expenses	$338,452
Dividends and interest earned on marketable securities held in the Trust Account	$1,801,865

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an offering and eventually a Business Combination within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statement of operations and described within their respective disclosures.

NOTE 8—FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets:
Marketable securities held in Trust Account	$205,815,112	$—	$—

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

NOTE 9—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of 5,050,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $5,050,000 (the “Private Placement”).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 1, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, the Company’s search for a target business with which to complete an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. Following the Initial Public Offering, we will generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial Business Combination.

For the three months ended March 31, 2026, we reported net income of $1,463,430 which consisted of interest on cash held in Trust Account of $1,801,865, interest income of $17, offset by general and administrative expenses of $338,452.

Liquidity and Capital Resources

As of March 31, 2026, the Company had a cash balance of $16,423. The consummation of the Initial Public Offering, the Company’s liquidity needs are satisfied through using net proceeds from the Initial Public Offering and sale of Private Placement Warrants for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed and continuing until the earlier of our consummation of an initial Business Combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $35,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. The Company paid $105,000 in administrative fees for the three months ended March 31, 2026.

As of March 31, 2026 and December 31, 2025, the Company recorded prepaid administrative fees to Sponsor of $341,438 and $192,500, respectively. These amounts are amortized to general and administrative expenses within the condensed statement of operations.

As of May 15, 2026, the total administrative fees paid to date have been $635,000.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Form 10-Q. Our unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require that the Company’s management apply significant judgments in defining the appropriate assumptions integral to financial estimates including stock-based compensation. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. The Company does not have any critical accounting policy.

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Initial Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective during the period covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in the Annual Report on Form 10-K for the period from May 1, 2025 (inception) to December 31, 2025 (the “Annual Report”) filed with the SEC on March 30, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pyrophyte Acquisition Corp. II

Date: May 15, 2026	By:	/s/ Bernard Duroc-Danner
		Name:	Bernard Duroc-Danner
		Title:	Chief Executive Officer

Pyrophyte Acquisition Corp. II

Date: May 15, 2026	By:	/s/ Sten Gustafson
		Name:	Sten Gustafson
		Title:	Chief Financial Officer