Form 10-Q
period 2026-06-30
Pyrophyte Acquisition Corp. II
filed 2026-08-14
CIK 2069238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 20,041,150 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 7,225,721 shares of the registrant’s Class B ordinary share, par value $0.0001 per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP. II

June 30, 2026

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION		1

Item 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS	1

	Condensed Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2026 and for the period from May 1, 2025 (inception) through June 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2026 and for the period from May 1, 2025 (inception) through June 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2026 and for the period from May 1, 2025 (inception) through June 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION		27

Item 1.	LEGAL PROCEEDINGS	27

Item 1A.	RISK FACTORS	27

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

Item 3.	DEFAULTS UPON SENIOR SECURITIES	27

Item 4.	MINE SAFETY DISCLOSURES	27

Item 5.	OTHER INFORMATION	27

Item 6.	EXHIBITS	28

SIGNATURES		29

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYROPHYTE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	JUNE 30, 2026	DECEMBER 31, 2025
	(Unaudited)
ASSETS
Current Asset
Cash	$1,136	$442,500
Prepaid expenses	400,951	301,930
Total current assets	402,087	744,430
Marketable securities held in Trust Account	207,638,098	204,013,247
Prepaid insurance - long term	3,673	45,228
Total Assets	$208,043,858	$204,802,905

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$169,572	$38,948
Due to related party	103,000	-
Accrued expenses	70,000	25,000
Total current liabilities	342,572	63,948
Deferred underwriting fees payable	9,399,690	9,399,690
Total liabilities	9,742,262	9,463,638

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,041,150 ordinary shares at $10.36 and 10.18 per share at June 30, 2026 and December 31, 2025, respectively	207,638,098	204,013,247

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 20,041,500 ordinary shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,225,721 shares issued and outstanding	723	723
Additional paid-in capital	-	-
Share subscription receivable	(353,445)	(353,445)
Accumulated deficit	(8,983,780)	(8,321,258)
Total shareholders’ deficit	(9,336,502)	(8,673,980)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$208,043,858	$204,802,905

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2026	For The Six Months Ended June 30, 2026	For The Period From May 1, 2025 (Inception) Through June 30, 2025

General and administrative expenses	324,087	$662,539	$102,000
Loss from operations	(324,087)	(662,539)	(102000)
Dividends and interest earned on marketable securities held in the Trust Account	1,822,986	3,624,851	-
Interest income	-	17	-
Net income (loss)	$1,498,899	$2,962,329	$(102,000)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	20,041,150	20,041,150	-
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.05	$0.11	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted (1)	7,225,721	7,225,721	6,309,524
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.05	$0.11	$(0.02)

(1)	The weighted average shares for the period from May 1, 2025 (inception) through June 30, 2025 excludes an aggregate of up to 946,428 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 24, 2025, the underwriters partially exercised their over-allotment option and forfeited their right to purchase the remaining 83,850 units under the over-allotment option. As a result, the Sponsor forfeited 30,231 Class B Ordinary shares. (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional	Share		Total
	Class A		Class A		Class B		Paid-In	Subscription	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of January 1, 2026	20,041,150	$204,013,247	-	$-	7,225,721	$723	$-	$(353,445)	$(8,321,258)	$(8,673,980)
Remeasurement of Class A ordinary shares to redemption value	-	1,801,865	-	-	-	-	-	-	(1,801,865)	(1,801,865)
Net income	-	-	-	-	-	-	-	-	1,463,430	1,463,430
Balance as of March 31, 2026 (unaudited)	20,041,150	$205,815,112	-	$-	7,225,721	$723	$-	$(353,445)	$(8,659,693)	$(9,012,415)
Remeasurement of Class A ordinary shares to redemption value	-	1,822,986			-	-	-	-	(1,822,986)	(1,822,986)
Net income	-	-	-	-	-	-	-	-	1,498,899	1,498,899
Balance as of June 30, 2026 (unaudited)	20,041,150	$207,638,098	-	$-	7,225,721	$723	$-	$(353,445)	$(8,983,780)	$(9,336,502)

FOR THE PERIOD FROM MAY 1, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Ordinary Shares Subject to Possible Redemption				Ordinary Shares		Additional	Share		Total
	Class A		Class A		Class B		Paid-In	Subscription	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of May 1, 2025 (inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor (1)	-	-	-	-	7,255,952	726	24,274	-	-	25,000
Net loss	-	-	-	-	-	-	-	-	(102,000)	(102,000)
Balance as of June 30, 2025 (unaudited)	-	$-	-	$-	7,255,952	$726	$24,274	$-	$(102,000)	$(77,000)

(1)	Includes an aggregate of up to 946,428 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 24, 2025, the underwriters partially exercised their over-allotment option and forfeited their right to purchase the remaining 83,850 units under the over-allotment option. As a result, the Sponsor forfeited 30,231 Class B Ordinary shares. (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30, 2026	FOR THE PERIOD FROM MAY 1, 2025 THROUGH JUNE 30, 2025
Cash Flows from Operating Activities
Net income (loss)	$2,962,329	$(102,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividends and interest earned on marketable securities held in the Trust Account	(3,624,851)	-
General and administrative expense paid through the issuance of Class B ordinary shares to Sponsor	-	5,000
General and administrative expense funded by Sponsor through promissory note	-	67,500
General and administrative expense funded by advance from Sponsor	85,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(57,466)	-
Due to related party	18,000	-
Accounts payable	130,624	-
Accrued expenses	45,000	29,500
Net cash used in (provided by) operating activities	(441,364)	-
Net decrease in cash	(441,364)	-
Cash - beginning of period	442,500	-
Cash - end of period	$1,136	$-

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$-	$19,120
Offering costs included in accrued expenses	$-	$170,484
Deferred offering costs paid through promissory note - related party	$-	$7,500
Deferred offering costs paid through the issuance of Class B ordinary shares to Sponsor	$-	$20,000

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

As of June 30, 2026, the Company had not yet commenced operations. All activities for the period from May 1, 2025 (inception) through June 30, 2026 relate to the Company’s formation and initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (defined below). The Company has selected December 31 as its fiscal year end.

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

Going Concern, Liquidity and Capital Resources

As of June 30, 2026, the Company had a cash balance of $1,136. Following the closing of the Initial Public Offering, the Company’s liquidity needs are satisfied through using net proceeds from the Initial Public Offering and the sale of Private Placement Warrants for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial Business Combination.

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

The Company expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the search for a target for business combination. The Company has until 24 months from the IPO to complete a Business Combination or cease all operations other than those required for the purpose of liquidation. In connection with management’s evaluation of the Company’s ability to continue as a going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company’s liquidity concerns and the mandatory liquidation within the next 12 months (except the Company extends through shareholders vote) raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the unaudited condensed financial statements are available to be issued. The Company intends to satisfy its liquidity needs through the Working Capital Loans that may be provided by its officers, directors and initial shareholders. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to satisfy its obligations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $1,136 and $442,500 respectively in cash. There are no cash equivalents as of June 30, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, assets held in the Trust Account amounting to $207,638,098 and $204,013,247, respectively, were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s marketable securities held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Class A Ordinary Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Class A Ordinary Share and one-half of one Public Warrant. As such, the initial carrying value of Class A Ordinary Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Class A Ordinary Shares subject to possible redemption reflected on the condensed balance sheet as of June 30, 2026 are reconciled in the following table:

Gross proceeds	$200,411,500
Less:
Class A Ordinary Shares issuance costs	(12,512,442)
Fair value of Public Warrants at issuance	(3,724,648)

Plus:
Remeasurement of Class A Ordinary Shares to redemption value	19,838,837
Class A Ordinary Shares subject to possible redemption at December 31, 2025	$204,013,247
Remeasurement of Class A Ordinary Shares to redemption value	3,624,851
Class A Ordinary Shares subject to possible redemption at June 30, 2026	$207,638,098

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

There were no investments, assets or liabilities requiring fair value measurement as of June 30, 2026 and December 31, 2025 except marketable securities held in Trust Account, which is determined to be a Level 1 measurement.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. For the three and six months ended June 30, 2026, the Company did not consider the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income per ordinary share, since their inclusion is contingent on a future event. For the period from May 1, 2025 (inception) through June 30, 2025, the Company did not have any securities or contracts that could share in the Company’s earnings. A reconciliation of the net income per ordinary share is stated below.

	For The Three Months Ended June 30, 2026	For The Six Months Ended June 30, 2026	For The Period From May 1, 2025 (Inception) Through June 30, 2025
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares
Net income (loss) allocable to Redeemable Class A Ordinary Shares	$1,101,691	$2,177,312	$-

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	20,041,150	20,041,150	-
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.05	$0.11	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$397,208	$785,017	$(102,000)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	7,225,721	7,225,721	6,309,524
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.05	$0.11	$(0.02)

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

In June 2025, the Sponsor transferred 30,000 of the Company’s Founder Shares to each of the Company’s three independent directors. These 90,000 Founder Shares were not subject to forfeiture. The allocation of the Founder Shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the implied stock price as of the date of the Initial Public Offering of the Company’s Class A Ordinary Shares and the probability of the success of the initial Business Combination. The fair value of the 90,000 Founder Shares granted to the Company’s directors was $216,637 or $2.41 per share. The Founder Shares were granted subject to a performance condition, the performance of the duties of an independent director through and the occurrence of an initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the unrecognized stock compensation expense was $216,637.

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

Promissory Note—Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 under an unsecured promissory to be used for a portion of the expenses in connection with the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of the Initial Public Offering date of July 18, 2025, the $300,000 note was fully utilized by the Company. In connection with the private sale of 5,050,000 warrants as described above in Note 4, the Company settled the outstanding note through the issuance of 300,000 Private Placement Warrants to the related party. The 300,000 Private Placement Warrants are included in the total of 5,050,000 in connection with the Initial Public Offering. The Company determined that the carrying value and fair value of the note are the same as the fair value of the Private Placement Warrants given in exchange for the note. As of June 30, 2026 and December 31, 2025, there are no amounts outstanding under the note and the note is no longer available to be drawn.

Due to Related Party

As of June 30, 2026 and December 31, 2025, the Company had an outstanding $103,000 and $0 due to related party for expenses incurred on behalf of the Company. The amount is due on demand.

Share Subscription Receivable

On July 19, 2025, in connection with the sale of the Private Placement Warrants, the Sponsor should have deposited $353,445 of the net proceeds into the Company’s bank account. This amount still has not been received as of June 30, 2026. The Company has accounted for the amount due as a share subscription receivable within shareholders’ deficit. The amount is non-interest bearing, due on demand.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $35,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2026, the Company recognized $210,000 in administrative fees.

As of June 30, 2026 and December 31, 2025, the Company recorded prepaid administrative fees to Sponsor of $266,970 and $192,500, respectively. These amounts are amortized to general and administrative expenses within the condensed statement of operations.

As of June 30, 2026, the total administrative fees paid to date have been $651,969.

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

As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

NOTE 6—SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding (excluding 20,041,150 shares subject to possible redemption).

Class B Ordinary Shares—The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On May 5, 2025, the Company issued 7,255,952 Class B ordinary shares to the Sponsor (the “Founder Shares”) for $25,000, or approximately $0.003 per share, which included an aggregate of up to 946,428 shares that were subject to forfeiture to the extent that the Underwriters’ over-allotment option was not exercised in full or in part. In June 2025, the Sponsor transferred 30,000 of the Company’s Founder Shares to each of the Company’s three independent directors. On July 24, 2025, the Underwriters partially exercised their over-allotment option and forfeited their right remaining Units under the over-allotment option. As a result, the Sponsor forfeited 30,231 Class B ordinary shares. As of June 30, 2026 and December 31, 2025, there were 7,225,721 Class B ordinary shares issued and outstanding.

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

Warrants—As of June 30, 2026 and December 31, 2025, there were 15,070,575 warrants outstanding (10,020,575 Public Warrants and 5,050,000 Private Placement Warrants). Each whole warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	$207,638,098	$204,013,247

	For The Three Months Ended June 30, 2026	For The Period From May 1, 2025 (Inception) Through June 30, 2025	For The Six Months Ended June 30, 2026
General and administrative expenses	$324,087	$102,000	$662,539
Dividends and interest earned on marketable securities held in the Trust Account	$1,822,986	$-	$3,624,851

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

NOTE 8—FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

June 30, 2026	Level 1	Level 2	Level 3
Assets:
Marketable securities held in Trust Account	$207,638,098	$—	$—

December 31, 2025	Level 1	Level 2	Level 3
Assets:
Marketable securities held in Trust Account	$204,013,247	$—	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 1, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, the Company’s search for a target business with which to complete an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. Following the Initial Public Offering, we will generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial Business Combination.

For the three months ended June 30, 2026, we reported net income of $1,498,899 which consisted of interest on cash held in Trust Account of $1,822,986, offset by general and administrative expenses of $324,087.

For the six months ended June 30, 2026, we reported net income of $2,962,329 which consisted of interest on cash held in Trust Account of $3,624,851, interest income of $17, offset by general and administrative expenses of $662,539.

For the period from May 1, 2025 (inception) through June 30, 2025, we reported net loss of $102,000 which consisted of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2026, the Company had a cash balance of $1,136. The consummation of the Initial Public Offering, the Company’s liquidity needs are satisfied through using net proceeds from the Initial Public Offering and sale of Private Placement Warrants for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed and continuing until the earlier of our consummation of an initial Business Combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $35,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. The Company paid $210,000 in administrative fees for the six months ended June 30, 2026.

As of June 30, 2026 and December 31, 2025, the Company recorded prepaid administrative fees to Sponsor of $266,970 and $192,500, respectively. These amounts are amortized to general and administrative expenses within the condensed statement of operations.

As of August 14, 2026, the total administrative fees paid to date have been $715,532.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective during the period covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pyrophyte Acquisition Corp. II

Date: August 14, 2026	By:	/s/ Bernard Duroc-Danner
		Name:	Bernard Duroc-Danner
		Title:	Chief Executive Officer

Pyrophyte Acquisition Corp. II

Date: August 14, 2026	By:	/s/ Sten Gustafson
		Name:	Sten Gustafson
		Title:	Chief Financial Officer