Form 10-Q
period 2026-09-30
Pyrophyte Acquisition Corp. II
filed 2026-11-12
CIK 2069238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 20,041,150 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 7,225,721 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP. II

September 30, 2026

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION		1

Item 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS	1

	Condensed Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2026 and for the period from May 1, 2025 (inception) through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2026 and for the period from May 1, 2025 (inception) through September 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from May 1, 2025 (inception) through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

Item 4.	CONTROLS AND PROCEDURES	27

PART II - OTHER INFORMATION		28

Item 1.	LEGAL PROCEEDINGS	28

Item 1A.	RISK FACTORS	28

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

Item 3.	DEFAULTS UPON SENIOR SECURITIES	28

Item 4.	MINE SAFETY DISCLOSURES	28

Item 5.	OTHER INFORMATION	28

Item 6.	EXHIBITS	29

SIGNATURES		30

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PYROPHYTE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$72	$442,500
Prepaid expenses	322,196	301,930
Total current assets	322,268	744,430
Marketable securities held in Trust Account	209,534,211	204,013,247
Prepaid insurance - long term	-	45,228
Total Assets	$209,856,479	$204,802,905

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$114,687	$38,948
Due to related party	103,000	-
Accrued expenses	478,762	25,000
Total current liabilities	696,449	63,948
Deferred underwriting fees payable	9,399,690	9,399,690
Total Liabilities	10,096,139	9,463,638

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,041,150 ordinary shares at $10.46 and 10.18 per share at September 30, 2026 and December 31, 2025, respectively	209,534,211	204,013,247

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 20,041,150 ordinary shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,225,721 shares issued and outstanding	723	723
Additional paid-in capital	-	-
Share subscription receivable	(28,445)	(353,445)
Accumulated deficit	(9,746,149)	(8,321,258)
Total shareholders’ deficit	(9,773,871)	(8,673,980)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$209,856,479	$204,802,905

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30, 2026	For The Three Months Ended September 30, 2025	For The Nine Months Ended September 30, 2026	For The Period From May 1, 2025 (Inception) Through September 30, 2025

General and administrative expenses	$762,369	$195,104	$1,424,908	$297,104
Loss from operations	(762,369)	(195,104)	(1,424,908)	(297,104)
Dividends and interest earned on marketable securities held in the Trust Account	1,896,113	1,632,757	5,520,964	1,632,757
Interest income	-	116	17	116
Net income (loss)	$1,133,744	$1,437,769	$4,096,073	$1,335,769
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	20,041,150	16,172,167	20,041,150	9,724,440
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.04	$0.06	$0.15	$0.08
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted (1)	7,225,721	6,996,672	7,225,721	6,722,711
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.04	$0.06	$0.15	$0.08

(1)	The weighted average shares for the period from May 1, 2025 (inception) through September 30, 2025 excludes an aggregate of up to 946,428 Class B ordinary shares (the “Class B Ordinary Shares”) subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 24, 2025, the underwriters partially exercised their over-allotment option and forfeited their right to purchase the remaining 83,850 units under the over-allotment option. As a result, the Sponsor forfeited 30,231 Class B Ordinary Shares. (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional	Share		Total
	Class A		Class A		Class B		Paid-In	Subscription	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of January 1, 2026	20,041,150	$204,013,247	-	$-	7,225,721	$723	$-	$(353,445)	$(8,321,258)	$(8,673,980)
Remeasurement of Class A ordinary shares to redemption value	-	1,801,865	-	-	-	-	-	-	(1,801,865)	(1,801,865)
Net income	-	-	-	-	-	-	-	-	1,463,430	1,463,430
Balance as of March 31, 2026 (unaudited)	20,041,150	$205,815,112	-	$-	7,225,721	$723	$-	$(353,445)	$(8,659,693)	$(9,012,415)
Remeasurement of Class A ordinary shares to redemption value	-	1,822,986			-	-	-	-	(1,822,986)	(1,822,986)
Net income	-	-	-	-	-	-	-	-	1,498,899	1,498,899
Balance as of June 30, 2026 (unaudited)	20,041,150	$207,638,098	-	$-	7,225,721	$723	$-	$(353,445)	$(8,983,780)	$(9,336,502)
Paydown of share subscription receivable	-	-	-	-	-	-	-	325,000	-	325,000
Remeasurement of Class A ordinary shares to redemption value	-	1,896,113			-	-	-		(1,896,113)	(1,896,113)
Net income	-	-	-	-	-	-	-		1,133,744	1,133,744
Balance as of September 30, 2026 (unaudited)	20,041,150	$209,534,211	-	$-	7,225,721	$723	$-	$(28,445)	$(9,746,149)	$(9,773,871)

FOR THE PERIOD FROM MAY 1, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional	Share		Total
	Class A		Class A		Class B		Paid-In	Subscription	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of May 1, 2025 (inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	-	-	-	-	7,255,952	726	24,274	-	-	25,000
Net loss	-	-	-	-	-	-	-	-	(102,000)	(102,000)
Balance as of June 30, 2025 (unaudited)	-	$-	-	$-	7,255,952	$726	$24,274	$-	$(102,000)	$(77,000)

Issuance of ordinary shares to Sponsor	-	-	-	-	-	-			-	-
Forfeiture of Founder Shares (1)	-	-	-	-	(30,231)	(3)	3		-	-
Proceeds from the sale of Class A Units	20,041,150	200,411,500	-	-	-	-	-		-	-
Paid underwriters fees	-	(2,625,000)	-	-	-	-	-		-	-
Deferred underwriting fees payable	-	(9,399,690)	-	-	-	-	-		-	-
Fair value of Public Warrants	-	(3,724,648)	-	-	-	-	3,724,648		-	3,724,648
Other offering costs	-	(487,752)	-	-	-	-	(255,209)		-	(255,209)
Proceeds from the sale of private placement warrants	-	-	-	-	-	-	5,050,000		-	5,050,000
Remeasurement of Class A ordinary shares to redemption value	-	17,869,847			-	-	(8,543,716)		(9,326,131)	(17,869,847)
Net income	-	-	-	-	-	-	-		1,437,769	1,437,769
Balance as of September 30, 2025 (unaudited)	20,041,150	$202,044,257	-	$-	7,225,721	$723	$-	$-	$(7,990,362)	$(7,989,639)

(1)	Includes an aggregate of up to 946,428 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 24, 2025, the underwriters partially exercised their over-allotment option and forfeited their right to purchase the remaining 83,850 units under the over-allotment option. As a result, the Sponsor forfeited 30,231 Class B Ordinary Shares. (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026	FOR THE PERIOD FROM MAY 1, 2025 THROUGH SEPTEMBER 30, 2025
Cash Flows from Operating Activities
Net income (loss)	$4,096,073	$1,335,769
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividends and interest earned on marketable securities held in the Trust Account	(5,520,964)	(1,632,757)
General and administrative expense paid through the issuance of Class B ordinary shares to Sponsor	-	5,000
Changes in operating assets and liabilities:
Prepaid expenses	24,962	(360,379)
Due to related party	103,000	-
Accounts payable	75,739	-
Accrued expenses	453,762	25,000
Net cash used in by operating activities	(767,428)	(627,367)
Cash Flows from Investing Activities
Investment of cash into Trust Account	-	(200,411,500)
Net cash used in investing activities	-	(200,411,500)
Cash Flows from Financing Activities
Receipt of subscription receivable	325,000	-
Proceeds from sale of Class A Units	-	200,411,500
Proceeds from sale of Private Placement Warrants	-	4,396,555
Offering costs paid	-	(3,047,961)
Net cash provided by financing activities	325,000	201,760,094

Net decrease in cash	(442,428)	721,227
Cash - beginning of period	442,500	-
Cash - end of period	$72	$721,227

Supplemental disclosure of noncash investing and financing activities:
Private Placement Warrants issued through forgiveness of promissory note - related party	$-	$(300,000)
Offering costs paid through promissory note - related party	$-	$300,000
Offering costs paid through the issuance of founders shares	$-	$20,000
Deferred underwriting fees payable	$-	$9,399,690

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not yet commenced operations. All activities for the period from May 1, 2025 (inception) through September 30, 2026 relate to the Company’s formation and initial public offering (the “Initial Public Offering”) and the search for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 5,050,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement”) to Pyrophyte Acquisition II LLC (the “Sponsor”), generating gross proceeds to the Company of $5,050,000.

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

Going Concern, Liquidity and Capital Resources

As of September 30, 2026, the Company had a cash balance of $72. Following the closing of the Initial Public Offering, the Company’s liquidity needs are satisfied through using net proceeds from the Initial Public Offering and the sale of Private Placement Warrants for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial Business Combination.

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

The Company expects to incur additional significant costs in pursuit of its financing and acquisition plans. The Company has until 24 months from the IPO to complete a Business Combination or cease all operations other than those required for the purpose of liquidation. In connection with management’s evaluation of the Company’s ability to continue as a going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company’s liquidity condition and mandatory liquidation date, which falls within one year after the date these financial statements are issued unless the period is extended with shareholder approval, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the unaudited condensed financial statements are available to be issued. The Company intends to satisfy its liquidity needs through the Working Capital Loans that may be provided by its officers, directors and initial shareholders. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to satisfy its obligations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had $72 and $442,500 respectively in cash. There are no cash equivalents as of September 30, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, assets held in the Trust Account amounting to $209,534,211 and $204,013,247, respectively, were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s marketable securities held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Class A Ordinary Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Class A Ordinary Share and one-half of one Public Warrant. As such, the initial carrying value of Class A Ordinary Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Class A Ordinary Shares subject to possible redemption reflected on the condensed balance sheet as of September 30, 2026 are reconciled in the following table:

Gross proceeds	$200,411,500
Less:
Class A Ordinary Shares issuance costs	(12,512,442)
Fair value of Public Warrants at issuance	(3,724,648)

Plus:
Remeasurement of Class A Ordinary Shares to redemption value	19,838,837
Class A Ordinary Shares subject to possible redemption at December 31, 2025	$204,013,247
Remeasurement of Class A Ordinary Shares to redemption value	5,520,964
Class A Ordinary Shares subject to possible redemption at September 30, 2026	$209,534,211

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

There were no investments, assets or liabilities requiring fair value measurement as of September 30, 2026 and December 31, 2025 except marketable securities held in Trust Account, which is determined to be a Level 1 measurement.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. For the three and nine months ended September 30, 2026, the Company did not consider the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income per ordinary share, since their inclusion is contingent on a future event. For the period from May 1, 2025 (inception) through September 30, 2025, the Company did not have any securities or contracts that could share in the Company’s earnings. A reconciliation of the net income per ordinary share is stated below.

	For The Three Months Ended September 30, 2026	For The Three Months Ended September 30, 2025	For The Nine Months Ended September 30, 2026	For The Period From May 1, 2025 (Inception) Through September 30, 2025
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares
Net income (loss) allocable to Redeemable Class A Ordinary Shares	$833,302	$1,003,582	$3,010,614	$789,778

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	20,041,150	16,172,167	20,041,150	9,724,440
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.04	$0.06	$0.15	$0.08

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$300,442	$434,187	$1,085,459	$545,991

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	7,225,721	6,996,672	7,225,721	6,722,711
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.04	$0.06	$0.15	$0.08

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

In June 2025, the Sponsor transferred 30,000 of the Company’s Founder Shares to each of the Company’s three independent directors. These 90,000 Founder Shares were not subject to forfeiture. The allocation of the Founder Shares to the directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used the implied stock price as of the date of the Initial Public Offering of the Company’s Class A Ordinary Shares and the probability of the success of the initial Business Combination. The fair value of the 90,000 Founder Shares granted to the Company’s directors was $216,637 or $2.41 per share. The Founder Shares were granted subject to a performance condition, the performance of the duties of an independent director through and the occurrence of an initial Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under ASC 718. The Company determined the performance conditions are not considered probable, and, therefore, no share-based compensation expense was recognized as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the unrecognized stock compensation expense was $216,637.

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

The Founder Shares will automatically convert into Class A Ordinary Shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 26.5% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Underwriters’ over-allotment option and excluding the Class A Ordinary Shares underlying the Private Placement Warrants issued to the Sponsor and the Underwriters), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with the Company’s initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A Ordinary Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. In connection with the Business Combination Agreement, the Sponsor has agreed, subject to and conditioned upon the Closing, to waive certain anti-dilution adjustments applicable to the conversion of its Class B Ordinary Shares (Note 1).

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

Promissory Note—Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 under an unsecured promissory note to be used for a portion of the expenses in connection with the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of the Initial Public Offering date of July 18, 2025, the $300,000 note was fully utilized by the Company. In connection with the private sale of 5,050,000 warrants as described below in Note 4, the Company settled the outstanding note through the issuance of 300,000 Private Placement Warrants to the related party. The 300,000 Private Placement Warrants are included in the total of 5,050,000 in connection with the Initial Public Offering. The Company determined that the carrying value and fair value of the note are the same as the fair value of the Private Placement Warrants given in exchange for the note. As of September 30, 2026 and December 31, 2025, there are no amounts outstanding under the note and the note is no longer available to be drawn.

Due to Related Party

As of September 30, 2026 and December 31, 2025, the Company had an outstanding $103,000 and $0 due to related party for expenses incurred on behalf of the Company. The amount is due on demand.

Share Subscription Receivable

On July 19, 2025, in connection with the sale of the Private Placement Warrants, the Sponsor should have deposited $353,445 of the net proceeds into the Company’s bank account. In the third quarter of fiscal year 2026, the Company received $325,000 from the Sponsor in partial satisfaction of the receivable. As of September 30, 2026, the Company had an outstanding receivable of $28,445 due from Sponsor. The amount is non-interest bearing, due on demand.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $35,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2026, the Company recognized $315,000 in administrative fees.

As of September 30, 2026 and December 31, 2025, the Company recorded prepaid administrative fees to Sponsor of $227,270 and $192,500, respectively. These amounts are amortized to general and administrative expenses within the condensed statement of operations.

As of September 30, 2026, the total administrative fees paid to date have been $757,270.

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

As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

NOTE 6—SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. Holders of the Company’s Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding (excluding 20,041,150 shares subject to possible redemption).

Class B Ordinary Shares—The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. On May 5, 2025, the Company issued 7,255,952 Class B Ordinary Shares to the Sponsor (the “Founder Shares”) for $25,000, or approximately $0.003 per share, which included an aggregate of up to 946,428 shares that were subject to forfeiture to the extent that the Underwriters’ over-allotment option was not exercised in full or in part. In June 2025, the Sponsor transferred 30,000 of the Company’s Founder Shares to each of the Company’s three independent directors. On July 24, 2025, the Underwriters partially exercised their over-allotment option and forfeited their right to purchase the remaining Units under the over-allotment option. As a result, the Sponsor forfeited 30,231 Class B Ordinary Shares. As of September 30, 2026 and December 31, 2025, there were 7,225,721 Class B Ordinary Shares issued and outstanding.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of the Company’s initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the Company’s directors) or earlier at the option of the holder on a one-for-one basis (subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issued and issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 26.5% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Underwriters’ over-allotment option but excluding the Class A Ordinary Shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with the Company’s initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A Ordinary Shares by Public Shareholders prior to or in connection with an initial Business Combination. In connection with the Business Combination Agreement, the Sponsor has agreed, subject to and conditioned upon the Closing, to waive certain anti-dilution adjustments applicable to the conversion of its Class B Ordinary Shares (see Note 1).

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

Warrants—As of September 30, 2026 and December 31, 2025, there were 15,070,575 warrants outstanding (10,020,575 Public Warrants and 5,050,000 Private Placement Warrants). Each whole warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30, 2026	December 31, 2025
Marketable securities held in Trust Account	$209,534,211	$204,013,247

	For The Three Months Ended September 30, 2026	For The Three Months Ended September 30, 2025	For The Nine Months Ended September 30, 2026	For The Period From May 1, 2025 (Inception) Through September 30, 2025
General and administrative expenses	$762,369	$195,104	$1,424,908	297,104
Dividends and interest earned on marketable securities held in the Trust Account	$1,896,113	$1,632,757	$5,520,964	1,632,757

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

NOTE 8—FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

September 30, 2026	Level 1	Level 2	Level 3
Assets:
Marketable securities held in Trust Account	$209,534,211	$—	$—

December 31, 2025	Level 1	Level 2	Level 3
Assets:
Marketable securities held in Trust Account	$204,013,247	$—	$—

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

NOTE 9—SUBSEQUENT EVENTS

On October 14, 2026, the Company entered into a Business Combination Agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Business Combination”) with Sakuu Corporation, a Delaware corporation (“Sakuu”), and Pyrophyte Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). Subject to its terms and conditions, the Business Combination Agreement provides that (a) the Company will transfer by way of continuation from the Cayman Islands to the State of Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware, as amended, and Part 12 of the Companies Act (as revised) of the Cayman Islands (such continuation and domestication, the “Domestication”), and change its name to “Sakuu Holdings, Inc.” and (b) following the Domestication, Merger Sub will merge with and into Sakuu, with Sakuu surviving the merger as a wholly-owned subsidiary of the Company (“Merger”). The Company also entered into the Sponsor Support Agreement and the Company Support Agreement (as further described below).

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, the Company, and Sakuu entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed to (i) vote all of its Company shares in favor of the Business Combination with Sakuu (the “Sakuu Business Combination”), (ii) not redeem any of the Company shares held by it at the Company’s extraordinary general meeting; (iii) be bound by certain transfer restrictions in respect of the Company shares held by the Sponsor until up to one year after the closing of the Sakuu Business Combination (the “Closing”); (iv) waive all anti-dilution rights with respect to the rate that the Class B Ordinary Shares convert into Class A Ordinary Shares in connection with the Sakuu Business Combination; and (v) pay or otherwise satisfy all Pyrophyte Transaction Expenses (as defined in the Business Combination Agreement) in excess of the Pyrophyte Transaction Expense Cap (as defined in the Business Combination Agreement).

Effective upon execution of the Sponsor Support Agreement, the Sponsor's 7,135,721 Class B Ordinary Shares became subject to the forfeiture provisions of the Sponsor Support Agreement. Upon the Closing, the number of such shares that will remain subject to forfeiture will equal the number of shares committed by the Sponsor as incentives to investors, as determined by the Sponsor in writing, to secure PIPE Financing (as defined in the Business Combination Agreement), non-redemption agreements or other sources of Net Closing Cash (as defined in the Business Combination Agreement). Any shares not so committed will cease to be subject to forfeiture upon the Closing.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is included as Exhibit 10.1, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

Company Support Agreement

On October 15, 2026, the Company, Sakuu and certain of Sakuu’s shareholders entered into Company Support Agreements (each, a “Company Support Agreement”), pursuant to which each such Sakuu shareholder agreed to, among other things, (a) retain their respective equity interests in Sakuu, (b) vote in favor of the Sakuu Business Combination, and (c) be bound by certain other covenants and agreements related to the Sakuu Business Combination.

The foregoing description of the Company Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Company Support Agreement, a copy of which is included as Exhibit 10.2, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than the above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing or other sources. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares (the “Class B Ordinary Shares” or “Founder Shares”) resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares;

●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

●	could cause a change in control if a substantial number of our Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A Ordinary Shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The registration statement for our Initial Public Offering was declared effective on July 16, 2025. On July 18, 2025, we consummated the public offering of 17,500,000 units (the “Units” and, with respect to the Class A Ordinary Shares, par value $0.0001 per share, included in the Units being offered the “Public Shares” or the “Class A Ordinary Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, and incurring transaction costs of approximately $12.8 million, consisting of $2.6 million of upfront underwriting fees, approximately $9.4 million of deferred underwriting fees and approximately $0.7 million of other offering costs.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 1, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the Initial Public Offering, we will generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended September 30, 2026, we reported net income of $1,133,744 which consisted of interest on cash held in Trust Account of $1,896,113, offset by general and administrative expenses of $762,369.

For the three months ended September 30, 2025, we reported net income of $1,437,769 which consisted of interest on cash held in Trust Account of $1,632,757, interest income of $116, offset by general and administrative expenses of $195,104.

For the nine months ended September 30, 2026, we reported net income of $4,096,073 which consisted of interest on cash held in Trust Account of $5,520,964, interest income of $17, offset by general and administrative expenses of $1,424,908.

For the period from May 1, 2025 (inception) through September 30, 2025, we reported net income of $1,335,769 which consisted of interest on cash held in Trust Account of $1,632,757, interest income of $116, offset by general and administrative expenses of $297,104.

Liquidity and Capital Resources

As of September 30, 2026, the Company had a cash balance of $72. The consummation of the Initial Public Offering, the Company’s liquidity needs are satisfied through using net proceeds from the Initial Public Offering and sale of Private Placement Warrants for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $35,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. The Company paid $315,000 in administrative fees for the nine months ended September 30, 2026 and $87,500 for the period from May 1, 2025 (inception) through September 30, 2025.

As of September 30, 2026 and December 31, 2025, the Company recorded prepaid administrative fees to Sponsor of $227,270 and $192,500, respectively. These amounts are amortized to general and administrative expenses within the condensed statement of operations.

As of September 30, 2026, the total administrative fees paid to date have been $757,270.

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

Recent Developments

Proposed Business Combination with Sakuu

On October 14, 2026, the Company entered into a Business Combination Agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Sakuu Business Combination”) with Sakuu Corporation, a Delaware corporation (“Sakuu”), and Pyrophyte Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Pyrophyte (“Merger Sub”), that will result in, among other things (i) the Company changing its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and domesticating as a corporation incorporated under the law of the State of Delaware, and, in connection therewith, changing its name to “Sakuu Holdings, Inc.” (“New Pyrophyte”) and (ii) Merger Sub merging with and into Sakuu, with Sakuu surviving the merger as a wholly-owned subsidiary of the Company (“Merger”).

The closing of the Sakuu Business Combination is expected to occur in the first half of 2027, following the receipt of the required approval by the Company’s shareholders. The Sakuu Business Combination is subject to the satisfaction or waiver of applicable closing conditions, and there can be no assurance that the Sakuu Business Combination will be completed.

A copy of the Business Combination Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 2.1 and is incorporated herein by reference. The foregoing description of the Business Combination Agreement and the Sakuu Business Combination does not purport to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement filed with this Quarterly Report on Form 10-Q. The Business Combination Agreement is included to provide security holders with information regarding its terms. It is not intended to provide any other factual information about the Company or Sakuu. In particular, the assertions embodied in representations and warranties by the Company and Sakuu contained in the Business Combination Agreement are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement, including being qualified by confidential information in the disclosure schedules provided by the parties in connection with the execution of the Business Combination Agreement, and are subject to standards of materiality applicable to the contracting Parties that may differ from those applicable to security holders. The confidential disclosures contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Business Combination Agreement. Moreover, certain representations and warranties in the Business Combination Agreement were used for the purpose of allocating risk between the parties, rather than establishing matters as facts. Accordingly, security holders should not rely on the representations and warranties in the Business Combination Agreement as characterizations of the actual state of facts about the Company and Sakuu. In addition, information concerning the subject matter of the representations and warranties may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, the Company, and Sakuu entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed to (i) vote all of its Company shares in favor of the Sakuu Business Combination, (ii) not redeem any of the Company shares held by it at the Company’s extraordinary general meeting; (iii) be bound by certain transfer restrictions in respect of the Company shares held by the Sponsor until up to one year after the closing of the Sakuu Business Combination (the “Closing”); (iv) waive all anti-dilution rights with respect to the rate that the Class B Ordinary Shares convert into Class A Ordinary Shares in connection with the Sakuu Business Combination; and (v) pay or otherwise satisfy all Pyrophyte Transaction Expenses (as defined in the Business Combination Agreement) in excess of the Pyrophyte Transaction Expense Cap (as defined in the Business Combination Agreement).

Effective upon execution of the Sponsor Support Agreement, the Sponsor's 7,135,721 Class B Ordinary Shares became subject to the forfeiture provisions of the Sponsor Support Agreement. Upon the Closing, the number of such shares that will remain subject to forfeiture will equal the number of shares committed by the Sponsor as incentives to investors, as determined by the Sponsor in writing, to secure PIPE Financing (as defined in the Business Combination Agreement), non-redemption agreements or other sources of Net Closing Cash (as defined in the Business Combination Agreement). Any shares not so committed will cease to be subject to forfeiture upon the Closing.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is included as Exhibit 10.1, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

Company Support Agreement

On October 15, 2026, the Company, Sakuu and certain of Sakuu’s shareholders entered into Company Support Agreements (each, a “Company Support Agreement”), pursuant to which each such Sakuu shareholder agreed to, among other things, (a) retain their respective equity interests in Sakuu, (b) vote in favor of the Sakuu Business Combination, and (c) be bound by certain other covenants and agreements related to the Sakuu Business Combination.

The foregoing description of the Company Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Company Support Agreement, a copy of which is included as Exhibit 10.2, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective during the period covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Business Combination Agreement, dated October 14, 2026, by and among Pyrophyte Acquisition Corp. II, Sakuu Corporation and Pyrophyte Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42752), filed with the SEC on October 16, 2026).
10.1	Sponsor Support Agreement, dated October 14, 2026, by and among Pyrophyte Acquisition Corp. II, Pyrophyte Acquisition II LLC, and Sakuu Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-42752), filed with the SEC on October 16, 2026).
10.2	Form of Company Support Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No.001-42752), filed with the SEC on October 16, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pyrophyte Acquisition Corp. II

Date: November 12, 2026	By:	/s/ Bernard Duroc-Danner
		Name:	Bernard Duroc-Danner
		Title:	Chief Executive Officer

Pyrophyte Acquisition Corp. II

Date: November 12, 2026	By:	/s/ Sten Gustafson
		Name:	Sten Gustafson
		Title:	Chief Financial Officer